Form 10-K
period 1998-02-28
FNANB CREDIT CARD MASTER TRUST
filed 1998-07-14
CIK 1043246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended:  February 28, 1998

Commission file number:  333-32591


                         FNANB CREDIT CARD MASTER TRUST
             (Exact name of registrant as specified in its charter)


   United States                                              58-1897792
  (State or other                                           (IRS Employer
   jurisdiction                                          Identification No.)
 of incorporation)

 225 Chastain Meadows Court, Kennesaw, Georgia                  30144
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: 770 792-4600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X (1)                                 No
                      -----                                      ----

-----------

        (1) In reliance upon various no-action letters issued by the Securities Exchange Commission to other trusts which are substantially similar to the registrant, the registrant has filed monthly Forms 8-K in lieu of Forms 10-Q. See, e.g., Banc One Credit Card Master Trust (avail. May 26, 1995). This Form 10-K was due May 29, 1998.

                  State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405)


                  Not Applicable.


                                     PART I

                  The FNANB Credit Card Master Trust (the "Trust") was formed pursuant to a Master Pooling and Servicing Agreement dated as of October 30, 1997 (the "Pooling and Servicing Agreement") between First North American National Bank, as Transferor (in such capacity, the "Transferor") and Servicer (in such capacity, the "Servicer"), and First Union National Bank, as Trustee (the "Trustee"). The Trust was created as a master trust under which one or more series of asset backed certificates (the "Certificates") evidencing undivided interests in certain assets of the Trust have been or will be issued pursuant to a series supplement to the Pooling and Servicing Agreement.

                  The  assets  of  the  Trust  (the  "Trust   Assets")   include
receivables (the "Receivables") arising under certain MasterCard and VISA credit card accounts (the "Accounts") owned or acquired by the Transferor and all monies due or to become due in payment of the Receivables (including recoveries on charged-off Receivables), certain interchange fees received by the Transferor in connection with the Receivables, all monies on deposit in certain bank accounts of the Trust (including, to the extent specified in the related series supplement, investment earnings on such amounts), all proceeds of the foregoing and, with respect to a particular series or class of Certificates, any letter of credit, guaranteed rate agreement, maturity guaranty facility, liquidity facility, cash collateral account, cash collateral guaranty, collateral indebtedness amount, collateral interest, surety bond, insurance policy, interest rate protection agreement, tax protection agreement, spread account, reserve account, subordination arrangement, cross-support feature or other similar arrangement (or any combination of the foregoing) for the benefit of the holders of the Certificates of such series or class. The Trust will not engage in any activity other than acquiring and holding Receivables, issuing one or more series of Certificates and any related interest in the Trust and one or more certificates evidencing the Transferor's interest in the Trust, making payments thereon and engaging in related activities. The Trustee holds the Trust Assets in trust for the benefit of the holders of the Certificates, and the Servicer services the Receivables.

                  As of February 28, 1998, the Trust had two outstanding series of Certificates. On October 30, 1997, the Trust issued in a private transaction the Series 1997-1 Certificates. On November 19, 1997, the Trust issued in a public transaction the Class A Floating Rate Asset Backed Certificates, Series 1997-2 and the Class B Floating Rate Asset Backed Certificates, Series 1997-2 (collectively, the "Public Certificates"). In addition, the Trust issued in private transactions as part of Series 1997-2 an interest referred to as the Collateral Indebtedness Interest and a class of investor certificates referred to as the Class D Certificates. The Trust may issue from time to time additional series of Certificates evidencing undivided interests in the Trust Assets.


                  The registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities Exchange Commission to other trusts which are substantially similar to the Trust. See, e.g., Banc One Credit Card Master Trust (avail. May 26, 1995). Items designated herein as "Not Applicable" have been omitted as a result of such reliance.

Item 1.  Business.

                  Not Applicable.

Item 2.  Properties.

                  See introductory statement to Part I above for a description of Trust Assets.

Item 3.  Legal Proceedings.

                  To the best knowledge of the registrant, there are no material pending legal proceedings involving the Trust, the Servicer or the Trustee.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.


                                     PART II

Item 5.           Market for Registrant's  Common Equity and Related Stockholder
                  Matters.

                  (a) To the best knowledge of the registrant, there is no established public trading market for the Certificates.

                  (b)  The  Public   Certificates   are   represented   by  five
certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC").

                  (c)      Not Applicable.


Item 6.           Selected Financial Data.

                  Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                  Not Applicable.

Item 8.           Financial Statements and Supplementary Data.

                  Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                  None.


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

                  Not Applicable.

Item 11.          Executive Compensation.

                  Not Applicable.

Item 12.          Security   Ownership   of   Certain   Beneficial   Owners  and
                  Management.

                  (a) The Public Certificates are represented by five certificates registered in the name of Cede & Co., and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Public Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Public Certificates for their own accounts or for the accounts of their customers. The address of Cede & Co. is c/o The Depository Trust Company, Seven Hanover Square, New York, New York 10004.

                  (b)      Not Applicable.

                  (c)      Not Applicable.

Item 13.          Certain Relationships and Related Transactions.


                  (a) To the best knowledge of the registrant, there were no transactions, or series of similar transactions, during the fiscal year ended February 28, 1998, and there are no currently proposed transactions, or series of similar transactions, to which the Trust was or is to be a party, in which the amount involved exceeds $60,000 and in which any person known to the registrant to own of record or beneficially more than 5.00% of the Public Certificates had, or will have, a direct or indirect material interest.

                  (b)  Not Applicable.

                  (c)  Not Applicable.


                                     PART IV

Item 14.          Exhibits,  Financial Statement Schedules,  and Reports on Form
                  8-K.

                  (a)      Documents.

                           1.       Financial Statements.

                                    Not Applicable.

                           2.       Financial Statement Schedules.

                                    Not Applicable.

                           3.       Exhibits.

                                    See Item 14(c).

                  (b)      Reports on Form 8-K.

                  The registrant filed the following Current Reports on Form 8-K with respect to the fiscal year ended February 28, 1998: Current Reports on Form 8-K dated December 15, 1998, January 15, 1998, February 17, 1998 and March 16, 1998 reporting Items 5 and 7(c) and providing the Series 1997-2 Certificateholders Statements for the months of November 1997, December 1997, January 1998 and February 1998.

                  (c)      Exhibits.



                  Exhibit 4.1 Master Pooling and Servicing Agreement dated as of October 30, 1997 between First North American National Bank, as Transferor and Servicer, and First Union National Bank, as Trustee. (2)

                  Exhibit 4.2 Series 1997-2 Supplement dated as of November 25, 1997 to the Master Pooling and Servicing Agreement dated as of October 30, 1997 between First North American National Bank, as Transferor and Servicer, and First Union National Bank, as Trustee. (2)

                  (d)      Financial Statement Schedules.

                           Not Applicable.


------------

        (2) Incorporated by reference to Amendment No. 1 to the registrant's Registration Statement on Form S-3 (Registration No. 333-32591) filed with the Securities and Exchange Commission on November 12, 1997.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FNANB CREDIT CARD MASTER TRUST

                                   By:  FIRST NORTH AMERICAN
                                            NATIONAL BANK, as Servicer

                                   By:  /s/ Michael T. Chalifoux
                                           Michael T. Chalifoux
                                           Chairman of the Board and
                                           President

Dated as of: May 29, 1998