Form 10-K
period 1999-02-28
FNANB CREDIT CARD MASTER TRUST
filed 1999-05-21
CIK 1043246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended:  February 28, 1999

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

          On June 26, 1998 and January 15, 1999, the  registrant  filed with the
Securities  and  Exchange  Commission   registration   statements  on  Form  8-A
registering certain FNANB Credit Card Master Trust asset backed certificates.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X 1                             No _____

---------------
     1    In reliance upon various  no-action letters issued by the Securities and Exchange Commission to other trusts which are substantially similar to the registrant, the registrant has filed monthly Forms 8-K in lieu of Forms 10-Q. See,e.g., Banc One Credit Card Master Trust (avail. May 26, 1995).

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

          As of February 28, 1999, the Trust had three outstanding series of Certificates. On October 30, 1997, the Trust issued in a private transaction the Series 1997-1 Variable Funding Certificates. On November 19, 1997, the Trust issued in a public transaction the Class A Floating Rate Asset Backed
Certificates,  Series  1997-2  and  the  Class  B  Floating  Rate  Asset  Backed
Certificates, Series 1997-2 (together, the "1997-2 Public Certificates"). In addition, the Trust issued in private transactions as part of Series 1997-2 an interest referred to as the Collateral Indebtedness Interest and a class of investor certificates referred to as the Class D Certificates. On November 13, 1998, the Trust issued in a public transaction the Class A Floating Rate Asset Backed Certificates, Series 1998-1 and the Class B Floating Rate Asset Backed Certificates, Series 1998-1 (collectively with the 1997-2 Public Certificates, the "Public Certificates"). In addition, the Trust issued in private transactions as part of Series 1998-1 an interest referred to as the Collateralized Trust Obligations and a class of investor certificates referred to as the Class D Certificates. The Trust may issue from time to time additional series of Certificates evidencing undivided interests in the Trust Assets.

          The registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission to other trusts which are substantially similar to the Trust. See, e.g., Banc One Credit Card Master Trust (avail. May 26, 1995). Items designated herein as "Not Applicable" have been omitted as a result of such reliance.

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

          Not Applicable.

Item 11.  Executive Compensation.

          Not Applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          (a) The Public Certificates are represented by Nine certificates registered in the name of Cede & Co., and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Public Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Public Certificates for their own accounts or for the accounts of their customers. The address of Cede & Co. is c/o The Depository Trust Company, 7 Hanover Square, New York, New York 10004.

          (b) Not Applicable.

          (c) Not Applicable.

Item 13.  Certain Relationships and Related Transactions.

          (a) To the best knowledge of the registrant, there were no transactions, or series of similar transactions, during the fiscal year ended February 28, 1999, and there are no currently proposed transactions, or series of similar transactions, to which the Trust was or is to be a party, in which the amount involved exceeds $60,000 and in which any person known to the registrant to own of record or beneficially more than 5.00% of the Public Certificates had, or will have, a direct or indirect material interest.

          (b) Not Applicable.

          (c) Not Applicable.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Documents.

               1. Financial Statements.

               Not Applicable.

               2. Financial Statement Schedules.

               Not Applicable.

               3. Exhibits.

               See Item 14(c).

               (b) Reports on Form 8-K.

               The registrant filed the following Current Reports on Form 8-K with respect to the fiscal year ended February 28, 1999: Current Reports on Form 8-K dated March 16, 1998, April 15, 1998, May 15, 1998, June 15, 1998, July 15, 1998, August 17, 1998, September
               15, 1998, October 15, 1998, November 16, 1998, December 15, 1998,
               January 15, 1999, February 16, 1999 and March 15, 1999 reporting Items 5 and 7(c) and providing the Series 1997-2 Certificateholders Statements for the months of February 1998, March 1998, April 1998, May 1998, June 1998, July 1998, August 1998, September 1998, October 1998, November 1998, December 1998, January 1999 and February 1999, and the Series 1998-1 Certificateholders Statements for the months of November 1998, December 1998, January 1999 and February 1999.

               (c) Exhibits. Exhibits 99.1 Annual Servicer's Certificate.

               (d) Financial Statement Schedules.

               Not Applicable.



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


                                                  FNANB CREDIT CARD MASTER TRUST

                                                  By: FIRST NORTH AMERICAN
                                                  NATIONAL BANK, as Servicer

                                             By:  /s/ Michael T. Chalifoux
                                                  Michael T. Chalifoux
                                                  Chairman of the Board and
                                                   President

Dated as of: May 21, 1999



                                INDEX TO EXHIBITS

Exhibit           Description
Number            of Exhibit

99.1              Annual Servicer's Certificate