Form 10-K
period 2000-02-29
FNANB CREDIT CARD MASTER TRUST
filed 2000-05-24
CIK 1043246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended: February 29, 2000

Commission file number:  333-32591


                         FNANB CREDIT CARD MASTER TRUST
             (Exact name of registrant as specified in its charter)


      United States                                          58-1897792
    -----------------                                      --------------
     (State or other                                       (IRS Employer
      jurisdiction                                       Identification No.)
    of incorporation)

 225 Chastain Meadows Court, Kennesaw, Georgia                 30144
-----------------------------------------------               -------
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

             Yes   [X] 1                                  No [ ]

--------
     1 In reliance upon various no-action letters issued by the Securities and Exchange Commission to other trusts which are substantially similar to the registrant, the registrant has filed monthly Forms 8-K in lieu of Forms 10-Q. See, e.g., Banc One Credit Card Master Trust (avail. May 26, 1995).


         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405)

         Not Applicable.

                                     PART I
                                     ------

         The FNANB Credit Card Master Trust (the "Trust") was formed pursuant to a Master Pooling and Servicing Agreement dated as of October 30, 1997, as amended (the "Pooling and Servicing Agreement"), between First North American National Bank, as Transferor (in such capacity, the "Transferor") and Servicer (in such capacity, the "Servicer"), and First Union National Bank, as Trustee (the "Trustee"). The Trust was created as a master trust under which one or more series of asset backed certificates (the "Certificates") evidencing undivided interests in certain assets of the Trust have been or will be issued pursuant to a series supplement to the Pooling and Servicing Agreement.

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


         As of February 29, 2000, the Trust had three outstanding series of Certificates. On October 30, 1997, the Trust issued in a private transaction the Series 1997-1 Variable Funding Certificates. On November 19, 1997, the Trust issued in a public transaction the Class A Floating Rate Asset Backed
Certificates,  Series  1997-2  and  the  Class  B  Floating  Rate  Asset  Backed
Certificates, Series 1997-2 (together, the "1997-2 Public Certificates"). In addition, the Trust issued in private transactions as part of Series 1997-2 an interest referred to as the Collateral Indebtedness Interest and a class of investor certificates referred to as the Class D Certificates. On November 13, 1998, the Trust issued in a public transaction the Class A Floating Rate Asset Backed Certificates, Series 1998-1 and the Class B Floating Rate Asset Backed Certificates, Series 1998-1 (collectively with the 1997-2 Public Certificates, the "Public Certificates"). In addition, the Trust issued in private transactions as part of Series 1998-1 interests referred to as the Collateralized Trust Obligations and a class of investor certificates referred to as the Class D Certificates. The Trust may issue from time to time additional series of Certificates evidencing undivided interests in the Trust Assets.

          The registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission to other trusts which are substantially similar to the Trust. See, e.g., Banc One Credit Card Master Trust (avail. May 26, 1995). Items designated herein as "Not Applicable" have been omitted as a result of such reliance.

Item 1.  Business.
         --------

         Not Applicable.

Item 2.  Properties.
         ----------

         See introductory statement to Part I above for a description of the Trust Assets.

Item 3.  Legal Proceedings.
         -----------------

         To the best knowledge of the registrant, there are no material pending legal proceedings involving the Trust, the Servicer or the Trustee.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         None.


                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

         (a) To the best knowledge of the registrant, there is no established public trading market for the Certificates.


         (b) The Public Certificates are represented by five certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC").


Item 6.  Selected Financial Data.
         -----------------------

         Not Applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operation.
         ------------

         Not Applicable.

Item 7a. Quantitative and Qualitative Disclosures About Market
         -----------------------------------------------------
         Risk
         ----

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

         Not Applicable.

Item 9.  Changes  in  and  Disagreements  With  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosure.
         --------------------

         None.


                                    PART III
                                    --------


Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

         Not Applicable.

Item 11. Executive Compensation.
         ----------------------

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

         (a) The Public Certificates are represented by nine certificates registered in the name of Cede & Co., and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Public Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Public Certificates for their own accounts or for the accounts of their customers. The address of Cede & Co. is c/o The Depository Trust Company, 55 Water Street, New York, New York 10041.

         (b)   Not Applicable.

         (c)   Not Applicable.


Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

         (a) To the best knowledge of the registrant, there were no transactions, or series of similar transactions, during the fiscal year ended February 29, 2000, and there are no currently proposed transactions, or series of similar transactions, to which the Trust was or is to be a party, in which the amount involved exceeds $60,000 and in which any person known to the registrant to own of record or beneficially more than 5.00% of the Public Certificates had, or will have, a direct or indirect material interest.

         (b)   Not Applicable.

         (c)   Not Applicable.

         (d)   Not Applicable



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         ----------------------------------------------------------------

         (a)   Documents.
               ---------

               1.   Financial Statements.

                    Not Applicable.

               2.   Financial Statement Schedules.

                    Not Applicable.

               3.   Exhibits.

                    See Item 14(c).

         (b)   Reports on Form 8-K.
               -------------------

         The registrant filed the following Current Reports on Form 8-K with respect to the fiscal year ended February 29, 2000: Current Reports on Form 8-K dated March 15, 1999, April 15, 1999, May 17, 1999, June 15, 1999, July 15,
1999, August 16, 1999,  September 15, 1999, October 15, 1999, November 15, 1999,
December 15, 1999, January 18, 2000, February 15, 2000 and March 15, 2000 reporting Items 5 and 7(c) and providing the Series 1997-2 Certificateholders Statements and the Series 1998-1 Certificateholders Statements for the months of February 1999, March 1999, April 1999, May 1999, June 1999, July 1999, August 1999, September 1999, October 1999, November 1999, December 1999, January 2000 and February 2000.

          (c)   Exhibits.
                ---------

                Exhibits 99.1  Annual Servicer's Certificate.

          (d)   Financial Statement Schedules.
                -----------------------------

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


                                       FNANB CREDIT CARD MASTER TRUST

                                       By: FIRST NORTH AMERICAN
                                           NATIONAL BANK, as Servicer

                                       By: /s/Michael T. Chalifoux
                                           -----------------------
                                           Michael T. Chalifoux
                                           Chairman of the Board and
                                           President

Dated as of: May 17, 2000







                                INDEX TO EXHIBITS
                                -----------------


Exhibit           Description
Number            of Exhibit
------            ----------


99.1              Annual Servicer's Certificate