Form 10-K
period 2001-04-30
FNANB CREDIT CARD MASTER TRUST
filed 2001-05-24
CIK 1043246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: February 28, 2001

                Commission file number: 333-32591 and 333-58391


                         FNANB CREDIT CARD MASTER TRUST
             (Exact name of registrant as specified in its charter)


             United States                           58-1897792
           -----------------                     -------------------
           (State or other                         (IRS Employer
             jurisdiction                        Identification No.)
           of incorporation)

 225 Chastain Meadows Court, Kennesaw, Georgia       30144
-----------------------------------------------    ----------
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

                           Yes   X(1)                                 No _____
                               ------

--------
     (1) In reliance upon various no-action letters issued by the Securities and Exchange Commission to other trusts which are substantially similar to the registrant, the registrant has filed monthly Forms 8-K in lieu of Forms 10-Q. See, e.g., Banc One Credit Card Master Trust (avail. May 26, 1995).

                  State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405)

                  Not Applicable.


                                     PART I

                  The FNANB Credit Card Master Trust (the "Trust") was formed pursuant to a Master Pooling and Servicing Agreement dated as of October 30, 1997, as amended (the "Pooling and Servicing Agreement") between First North American National Bank, as Transferor (in such capacity, the "Transferor") and Servicer (in such capacity, the "Servicer"), and First Union National Bank, as Trustee (the "Trustee"). The Trust was created as a master trust under which one or more series of asset backed certificates (the "Certificates") evidencing undivided interests in certain assets of the Trust have been or will be issued pursuant to a series supplement to the Pooling and Servicing Agreement.

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

                  As of February 28, 2001, the Trust had four outstanding series of Certificates. On October 30, 1997, the Trust issued in a private transaction the Series 1997-1 Variable Funding Certificates. On November 19, 1997, the Trust issued in a public transaction the Class A Floating Rate Asset Backed
Certificates,  Series  1997-2  and  the  Class  B  Floating  Rate  Asset  Backed
Certificates, Series 1997-2 (together, the "1997-2 Public Certificates"). In addition, the Trust issued in private transactions as part of Series 1997-2 an interest referred to as the Collateral Indebtedness Interest and a class of investor certificates referred to as the Class D Certificates. On November 13, 1998, the Trust issued in a public transaction the Class A Floating Rate Asset Backed Certificates, Series 1998-1 and the Class B Floating Rate Asset Backed Certificates, Series 1998-1 (collectively with the 1997-2 Public Certificates, the "Public Certificates"). In addition, the Trust issued in private transactions as part of Series 1998-1 interests referred to as the Collateralized Trust Obligations and a class of investor certificates referred to as the Class D Certificates. On February 27, 2001, the Trust issued in a private transaction the Series 2001-A Variable Funding Certificates. The Trust may issue from time to time additional series of Certificates evidencing undivided interests in the Trust Assets.

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

         (b) The Public Certificates are represented by nine certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC").


Item 6.  Selected Financial Data.
         -----------------------

         Not Applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operation.
         -------------

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

         Not Applicable.

Item 9.  Changes  in  and  Disagreements  With  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         None.


                                    PART III

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

         (b) Not Applicable.

         (c) Not Applicable.


Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

         (a) To the best knowledge of the registrant, there were no transactions, or series of similar transactions, during the fiscal year ended February 28, 2001, and there are no currently proposed transactions, or series of similar transactions, to which the Trust was or is to be a party, in which the amount involved exceeds $60,000 and in which any person known to the registrant to own of record or beneficially more than 5.00% of the Public Certificates had, or will have, a direct or indirect material interest.

         (b) Not Applicable.

         (c) Not Applicable.

         (d) Not Applicable.


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

                      Not Applicable.

                  3.  Exhibits.

                      See Item 14(c).

         (b)      Reports on Form 8-K.
                  -------------------

         The registrant filed the following Current Reports on Form 8-K with respect to the fiscal year ended February 28, 2001: Current Reports on Form 8-K dated March 15, 2000, April 17, 2000, May 15, 2000, June 15, 2000, July 17,
2000, August 15, 2000,  September 15, 2000, October 16, 2000, November 15, 2000,
December 15, 2000, January 16, 2001, February 15, 2001 and March 15, 2001 reporting Items 5 and 7(c) and providing the Series 1997-2 Certificateholders Statements and the Series 1998-1 Certificateholders Statements for the months of February 2000, March 2000, April 2000, May 2000, June 2000, July 2000, August 2000, September 2000, October 2000, November 2000, December 2000, January 2001 and February 2001.

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


                                          FNANB CREDIT CARD MASTER TRUST

                                          By: FIRST NORTH AMERICAN
                                              NATIONAL BANK, as Servicer

                                          By: /s/ Michael T. Chalifoux
                                              -----------------------------
                                              Michael T. Chalifoux
                                              Chairman of the Board and
                                                    President

Dated as of: May 23, 2001




                                INDEX TO EXHIBITS

Exhibit           Description
Number            of Exhibit

99.1              Annual Servicer's Certificate