Form 10-K
period 2002-02-28
FNANB CREDIT CARD MASTER TRUST
filed 2002-05-29
CIK 1043246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended:  February 28, 2002

Commission file number:  000-24535


                         FNANB CREDIT CARD MASTER TRUST
             (Exact name of registrant as specified in its charter)


              United States                           58-1897792
            -----------------                     -------------------
             (State or other                         (IRS Employer
               jurisdiction                        Identification No.)
             of incorporation)

 225 Chastain Meadows Court, Kennesaw, Georgia          30144
-----------------------------------------------      ----------
    (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: 770 792-4600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

     Class A Floating Rate Asset Backed Certificates, Series 1997-2 Class B Floating Rate Asset Backed Certificates, Series 1997-2

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


         Registrant does not have any voting stock.

         Registrant has not been involved in bankruptcy proceedings during the preceding five years.

         Registrant is not reporting as a corporate issuer.

         No documents have been incorporated by reference into this Form 10-K.


                                     PART I

         The FNANB Credit Card Master Trust (the "Trust") was formed pursuant to an Amended and Restated Master Pooling and Servicing Agreement dated as of December 31, 2001 (the "Pooling and Servicing Agreement") among DC Funding International, Inc., as Transferor (in such capacity, the "Transferor"), First North American National Bank ("FNANB"), as Transferor under the Prior Agreement and as Servicer (in such capacity, the "Servicer"), and JPMorgan Chase Bank, as Trustee (successor in such capacity to First Union National Bank) (the "Trustee"). The Trust was created as a master trust under which one or more series of asset backed certificates (the "Certificates") evidencing undivided interests in certain assets of the Trust have been or will be issued pursuant to a series supplement to the Pooling and Servicing Agreement.

         The assets of the Trust (the "Trust Assets") include receivables (the "Receivables") arising under certain MasterCard and VISA credit card accounts (the "Accounts") owned or acquired by FNANB and all monies due or to become due in payment of the Receivables (including recoveries on charged-off Receivables), certain interchange fees received by FNANB in connection with the Receivables, all monies on deposit in certain bank accounts of the Trust (including, to the extent specified in the related series supplement, investment earnings on such amounts), all proceeds of the foregoing and, with respect to a particular series or class of Certificates, any letter of credit, guaranteed rate agreement, maturity guaranty facility, liquidity facility, cash collateral account, cash collateral guaranty, collateral indebtedness amount, collateral interest, surety bond, insurance policy, interest rate protection agreement, tax protection agreement, spread account, reserve account, subordination arrangement, cross-support feature or other similar arrangement (or any combination of the foregoing) for the benefit of the holders of the Certificates of such series or class. The Trust will not engage in any activity other than acquiring and holding Receivables, issuing one or more series of Certificates and any related interest in the Trust and one or more certificates evidencing the Transferor's interest in the Trust, receiving collections on the Receivables, making payments on the Certificates and engaging in related activities. The Trustee holds the Trust Assets in trust for the benefit of the holders of the Certificates, and the Servicer services the Receivables.

         As of February 28, 2002, the Trust had four outstanding series of Certificates. On November 19, 1997, the Trust issued in a public transaction the Class A Floating Rate Asset Backed Certificates, Series 1997-2 and the Class B Floating Rate Asset Backed Certificates, Series 1997-2 (together, the "1997-2 Public Certificates"). In addition, the Trust issued in private transactions as part of Series 1997-2 an interest referred to as the Collateral Indebtedness Interest and a class of investor certificates referred to as the Class D Certificates. On February 27, 2001, the Trust issued in a private transaction the Series 2001-A Variable Funding Certificates. On June 1, 2001, the Trust issued in a private transaction the Series 2001-B Variable Funding Certificates. On December 19, 2001, the Trust issued in a private transaction the Series 2001-C Variable Funding Certificates. The Trust may issue from time to time additional series of Certificates evidencing undivided interests in the Trust Assets.

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

Item 3.  Legal Proceedings.
         -----------------

         To the best knowledge of the registrant, there are no material pending legal proceedings involving the Trust, the Transferor, the Servicer or the Trustee.

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

         (b) Not Applicable.

         (c) Not Applicable.


Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

         (a) To the best knowledge of the registrant, there were no transactions, or series of similar transactions, during the fiscal year ended February 28, 2002, and there are no currently proposed transactions, or series of similar transactions, to which the Trust was or is to be a party, in which the amount involved exceeds $60,000 and in which any person known to the registrant to own of record or beneficially more than 5.00% of the Public Certificates had, or will have, a direct or indirect material interest.

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

                Not Applicable.

             3. Exhibits.

                See Item 14(c).

         (b) Reports on Form 8-K.
             -------------------

         The registrant filed the following Current Reports on Form 8-K with respect to the fiscal year ended February 28, 2002: Current Reports on Form 8-K dated March 15, 2001, April 16, 2001, May 15, 2001, July 16, 2001, August 15,
2001, September 17, 2001, October 15, 2001, November 15, 2001, December 17, 2001, January 15, 2002, February 15, 2002, February 19, 2002 and March 15, 2002
reporting Items 5 and 7(c) and providing the Series 1997-2 Certificateholders Statements and the Series 1998-1 Certificateholders Statements, as applicable, for the months of February 2001, March 2001, April 2001, May 2001, June 2001, July 2001, August 2001, September 2001, October 2001, November 2001, December 2001, January 2002 and February 2002.

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


                                   FNANB CREDIT CARD MASTER TRUST

                                   By: FIRST NORTH AMERICAN
                                       NATIONAL BANK, as Servicer


                                   By: /s/ Philip J. Dunn
                                      ---------------------------------------
                                       Philip J. Dunn
                                       Vice President

Dated as of: May 29th, 2002




                               INDEX TO EXHIBITS

Exhibit      Description
Number       of Exhibit

99.1         Annual Servicer's Certificate.