Form 10-K
FNANB CREDIT CARD MASTER TRUST
filed 2003-05-29
CIK 1043246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: February 28, 2003

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

                           Yes   X 1                         No
                               ------                           -----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter)

--------
          1 In reliance upon various no-action letters issued by the Securities and Exchange Commission to other trusts which are substantially similar to the registrant, the registrant has filed monthly Forms 8-K in lieu of Forms 10-Q. See, e.g., Banc One Credit Card Master Trust (avail. May 26, 1995).


is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)

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

         As of February 28, 2003, the Trust had four outstanding series of Certificates. On November 19, 1997, the Trust issued in a public transaction the Class A Floating Rate Asset Backed Certificates, Series 1997-2 (the "1997-2 Class A Certificates") and the Class B Floating Rate Asset Backed Certificates, Series 1997-2 (the "1997-2 Class B Certificates"). In addition, the Trust issued in private transactions as part of Series 1997-2 an interest referred to as the Collateral Indebtedness Interest and a class of investor certificates referred to as the Class D Certificates. The 1997-2 Class A Certificates were paid in full on November 15, 2002. The 1997-2 Class B Certificates were paid in full on January 15, 2003. On June 1, 2001, the Trust issued in a private transaction the Series 2001-B Variable Funding Certificates. On December 19, 2001, the Trust issued in a private transaction the Series 2001-C Variable Funding Certificates. On July 19 2002, the Trust issued to the Transferor in a private transaction its Collateral Certificate. The Transferor has transferred such Collateral Certificate to the FNANB Credit Card Master Note Trust (the "Note Trust"), and the Note Trust has pledged such Collateral Certificate to secure certain series of asset backed notes issued by the Note Trust. On July 19 2002, the Note Trust issued in a public transaction the Class A Floating Rate Asset Backed Notes, Series 2002-A. In addition, the Note Trust issued in private transactions as part of Series 2002-A a class of notes referred to as the Class B Floating Rate Asset Backed Notes, Series 2002-A. The Trust may issue from time to time additional series of Certificates evidencing undivided interests in the Trust Assets.

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

         None.

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

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

         Not Applicable.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

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

         Not Applicable.

Item 11. Executive Compensation.
         ----------------------

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

         None.

Item 14. Controls and Procedures.
         -----------------------

         Not Applicable.



                                     PART IV
                                     -------

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         ----------------------------------------------------------------

         (a) Documents.
             ---------

             1.       Financial Statements.

                      Not Applicable.

             2.       Financial Statement Schedules.

                      Not Applicable.

             3.       Exhibits.

                      See Item 15(c).

         (b)Reports on Form 8-K.
            -------------------

         The registrant filed the following Current Reports on Form 8-K with respect to the fiscal year ended February 28, 2003: Current Reports on Form 8-K dated March 15, 2002, April 15, 2002, May 15, 2002, June 17, 2002, July 15,
2002,  July 22,  2002,  August 6, 2002,  August 15,  2002,  September  16, 2002,
October 15,  2002,  October 18,  2002,  November  15,  2002,  December 16, 2002,
January 15, 2003, February 18, 2003, and March 17, 2003 reporting Items 5 and 7(c).

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


                          FNANB CREDIT CARD MASTER TRUST

                          By: FIRST NORTH AMERICAN
                              NATIONAL BANK, as Servicer


                          By:/s/ Philip J. Dunn
                              Philip J. Dunn
                              Vice President

Dated as of: May 29th, 2003




                                  CERTIFICATION

I, Philip J. Dunn, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of FNANB Credit Card Master Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing agreement and based upon the review required under that agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under that agreement; and

5. I have disclosed to the registrant's certified public accountants all significant deficiencies relating to the servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the pooling and servicing agreement.


Date: May 29, 2003

/s/ Philip J. Dunn
Philip J. Dunn
Vice President




Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

No annual report, proxy statement, form of proxy or other soliciting material has been sent to holders of the Certificates during the period covered by this report, and the registrant does not intend to furnish such materials to holders of the Certificates subsequent to the filing of this report.



                                INDEX TO EXHIBITS

Exhibit           Description
Number            of Exhibit

99.1              Annual Servicer's Certificate.